Form 10-K
period 2001-12-31
DISTRIBUTION FINANCIAL SERVICES RV MARINE TR 2001-1
filed 2002-03-25
CIK 1163948

March 25, 2002

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C. 20549

Re:	2001 Annual Report on Form 10-K
    	Distribution Financial Services RV/Marine Trust 2001-1
   	Registration No. 333-56303-04

On behalf of Distribution Financial Services RV/Marine Trust 2001-1 ("Registrant"), which Trust was originated by Deutsche Recreational Asset Funding Corporation, a Nevada corporation, I am transmitting herewith for filing, pursuant to for the fiscal year ended December 31, 2001.

Please send either confirmation or suspense notification to e:mail address pat.o-malley@db.com at your earliest convenience.

Sincerely,

/s/ Richard C. Goldman

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Commission File Number:  333-56303-04

FORM 10-K

Mark One

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
	ACT OF 1934

For the Fiscal Year Ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

DISTRIBUTION FINANCIAL SERVICES RV/MARINE TRUST 2001-1

State of Organization - New York

I.R.S. Employer Identification Number:  91-1904587

Principal Executive Offices
c\o Wells Fargo Bank Minnesota, N.A.
Sixth and Marquette
Minneapolis, Minnesota 55479-0070
Telephone Number:  612-667-9378


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 2002 the Registrant was a Trust originated by Deutsche Recreational Asset Funding Corporation, a Nevada corporation.

TABLE OF CONTENTS

PART		ITEM

  I		 1.	  	Business
		 2. **
		 3. *		Legal Proceedings
		 4. *		Submission of Matters to a Vote of Security
				Holders

 II		 5. *		Market for Registrant's Common Equity and Related
				Stockholder Matters
		 6. **
		 7. **
		 7A.**
		 8. **
		 9. **

III  		10. **
		11. **
		12. **
		13. **

IV 		14. *		Exhibits, Financial Statements, Schedules
				and Reports	on Form 8-K

				Signatures
				Exhibit Index

* Item prepared in compliance with Exemption Request Letters of April 25, 1994 and June 30, 1994 as provided in the July 1, 1994 response letter from the office of Chief Counsel, Division of Corporate Finance, United States Securities and Exchange Commission, addressed to Registrant as ITT Floorplan Receivables, L.P., which name was changed to Deutsche Floorplan Receivables, L.P.

** Omitted pursuant to Exemption Request Letters noted in previous [*] footnotes.

PART I

Item 1.  Business.

The Registrant is a common law trust created under the laws of the State of New York created by Deutsche Recreational Asset Funding Corporation, a Nevada corporation. The Registrant was formed for limited purposes, which include the purchasing of receivables, including recreational vehicle installment sales contracts or installment loans originated by Deutsche Financial Services Corporation, a Nevada corporation ("DFS")or acquired by DFS from time to time in financing arrangements among DFS and/or its affiliates with certain dealers to finance recreational vehicle sales, including Deutsche Recreational Asset Funding Corporation, a Nevada corporation ("DRAFC") and any activities incidental to and necessary or convenient for the accomplishment of such purposes.

In accordance with its stated business purposes, the Registrant, Distribution Financial Services RV/Marine Trust 2002-1, ("RV/Marine Trust 2001-1"), as Issuer entered into a Transfer and Servicing Agreement, dated as of November 1, 2001 with DRAFC as Depositor and DFS as Servicer. To facilitate the issuance of notes, DRAFC as Depositor and Wells Fargo Bank Minnesota, National Association, as Owner Trustee entered into a Trust Agreement, as amended and restated as of November 1, 2001. In addition, as of November 1, 2001, the RV/Marine Trust 2001-1, as Issuer entered into an Indenture with HSBC Bank USA, as Indenture Trustee. The RV/Marine Trust 2001-1 assets consist primarily of receivables which include recreational vehicle and marine installment sales contracts or installment loans originated by DFS or acquired by DFS from time to time in financing arrangements among DFS and/or its affiliates with certain dealers to finance recreational vehicle and marine sales. The RV/Marine Trust 2001-1, has issued various classes of notes secured by the assets contained in the RV/Marine Trust 2001-1.

Item 3.  Legal Proceedings.*

         None

Item 4.  Submission of Matters to a Vote of Security Holders.*

         None

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters.*

As of December 31, 2001 the RV/Marine Trust 2001-1 had $533,857,530.70 of such Notes outstanding bearing the following identifications:

     Class A-1 Notes . . . . . . . . . . . . . $180,157,530.70
     Class A-2 Notes . . . . . . . . . . . . .   54,000,000.00
     Class A-3 Notes . . . . . . . . . . . . .   90,000,000.00
     Class A-4 Notes . . . . . . . . . . . . .   95,000,000.00
     Class A-5 Notes . . . . . . . . . . . . .   72,350,000.00
     Class B Notes . . . . . . . . . . . . . .   19,830,000.00
     Class C Notes   . . . . . . . . . . . . .    9,270,000.00
     Class D Notes   . . . . . . . . . . . . .   13,250,000.00

Total RV/Marine Trust 2001-1 Notes Outstanding.$533,857,530.70

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.*

(a) Financial Statements.

The Registrant includes as exhibit hereto the Independent Accountants' Report and Management's Assertion Letter on compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers with respect to the Notes issued and outstanding by Distribution Financial Services RV/Marine Trust 2001-1.

(b) Reports on Form 8-K.

The Servicer on behalf of the Registrant has filed reports on Form 8-K for the month of December, 2001 reporting Item 5 - Other Events, and including therewith as an exhibit, the Collection Period Statement Information with respect to the Distribution Financial Services RV/Marine Trust 2001-1 Notes.

In addition, under Item 5 - Other Events, the Servicer reported in Form 8-K, certain specified information made available on a monthly basis to Noteholders of the Distribution Financial Services RV/Marine Trust 2001-1 Notes.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DISTRIBUTION FINANCIAL SERVICES RV/MARINE TRUST 2001-1

By:     Wells Fargo Bank Minnesota, N.A.
        not in its individual capacity but solely as Owner Trustee


By:     /s/ Lori M. Swanell
Title:  Assistant Vice President
Date:   March 25, 2002

EXHIBIT INDEX

							 Incorporated by reference to
Exhibit						 Exhibit in Registration Statement
Number		Title				 Number 333-56303

 2		Plan of acquisition, reorganization,
		arrangement, liquidation or succession		Not Applicable

 3		Articles of Incorporation				Exhibit 3.1
		and By-Laws							Exhibit 3.2

 4		Instruments defining the rights of			Exhibit 4.1
		security holders, including indentures

 9		Voting trust agreements					Not Applicable

10		Material Contracts					None

11		Statement re computation of
		per share earnings					Not Applicable

12		Statement re computation of ratios			Not Applicable

13		Annual report of security holders,
		Form 10-Q or quarterly reports
		to security holders					None

16		Letter re change in certifying
		accountant							None

18		Letter re changes in accounting
		principles							None

21		Subsidiaries of Registrant				Not Applicable

22		Published report regarding matters
		submitted to vote of security holders		None

23		Consents of experts and counsel			Not Applicable

24		Power of attorney						Not Applicable

99		Additional Exhibits					Filed Herewith
		   Independent Accountants' Report			as EX-1
		   Management's Assertion Letter

EX-1

Independent Accountants' Report

To Deutsche Financial Services Corporation:

We have examined management's assertion, included in the accompanying management report on compliance, that Deutsche Financial Services Corporation's complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, as of and for the year ended December 31, 2001. Management is responsible for Deutsche Financial Services Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Deutsche Financial Services Corporation's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Deutsche Financial Services Corporation's compliance with the minimum servicing standards.

In our opinion, management's assertion that Deutsche Financial Services Corporation complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001 is fairly stated, in all material respects.

/s/ KPMG LLP
St. Louis, Missouri
February 22, 2002


Management Report on Compliance as Servicer

As of and for the period ended December 31, 2001, Deutsche Financial Services Corporation has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers relating to RV Trust 1999-1, Marine Trust 1999-2, RV Trust 1999-3, and RV/Marine Trust 2001-1, to the extent such standards are applicable to the servicing obligations as set forth in the pooling and servicing agreement. As of and for this same period, Deutsche Financial Services Corporation had in effect a fidelity bond and errors and omissions policy in the amount of $100 million.

Sincerely,

Deutsche Financial Services Corporation

/s/ Richard C. Goldman
Executive Vice President, Secretary
and Chief Legal Officer
February 22, 2002


/s/ W. Steven Culp
Senior Vice President
Assistant Treasurer
February 22, 2002