Form 10-K
period 2002-12-31
DISTRIBUTION FINANCIAL SERVICES RV MARINE TR 2001-1
filed 2003-04-01
CIK 1163948

March 26, 2003

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C. 20549

Re:  2002 Annual Report on Form 10-K
     Distribution Financial Services RV/Marine Trust 2001-1
     Registration No. 333-56303-04

On behalf of Distribution Financial Services RV/Marine Trust 2001-1 ("Registrant"), which Trust was originated by Deutsche Recreational Asset Funding Corporation, a Nevada corporation, I am transmitting herewith for filing, pursuant to for the fiscal year ended December 31, 2001.

Please send either confirmation or suspense notification to e-mail address mary.nguyen@etrade.com at your earliest convenience.

Sincerely,

/s/ Richard C. Goldman

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Commission File Number:  333-56303-04

FORM 10-K

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
        ACT OF 1934

For the Fiscal Year Ended December 31, 2002

OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

DISTRIBUTION FINANCIAL SERVICES RV/MARINE TRUST 2001-1

State of Organization - New York

I.R.S. Employer Identification Number: 91-1904587

Principal Executive Offices

c\o Wells Fargo Bank Minnesota, N.A.
Sixth and Marquette-N311-161MAC
Minneapolis, Minnesota 55479
Telephone Number:  (612) 316-1816


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

As of March 15, 2003 the Registrant was a Trust originated by Deutsche Recreational Asset Funding Corporation, a Nevada corporation.

TABLE OF CONTENTS


PART        ITEM
  I          1.          Business
             2.   **
             3.   *      Legal Proceedings
             4.   *      Submission of Matters to a Vote of
                         Security Holders

  II         5.   *      Market for Registrant's Common Equity
                         and Related Stockholder Matters
             6.   **
             7.   **
             7A. **
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

PART I
Item 1.  Business.

The Registrant is a common law trust created under the laws of the State of New York created by Deutsche Recreational Asset Funding Corporation, a Nevada corporation. The Registrant was formed for limited purposes, which include the purchasing of receivables, including recreational vehicle and marine installment sales contracts or installment loans originated by Deutsche Financial Services Corporation ("DFS"), a Nevada corporation or acquired by DFS from time to time in financing arrangements among DFS and or/its affiliates with certain dealers to finance recreational vehicle sales, including Deutsche Recreational Asset Funding Corporation, a Nevada corporation ("DRAFC") and any activities incidental to and necessary or convenient for the accomplishment of such purposes.

In accordance with its stated business purposes, the Registrant, Distribution Financial Services RV/Marine Trust 2001-1, ("RV/Marine Trust 2001-1"), as Issuer entered into a Transfer and Servicing Agreement, dated as of November 1, 2001, with DRAFC as Depositor and DFS, as Servicer. To facilitate the issuance of notes, DRAFC as Depositor and Wells Fargo Bank Minnesota, National Association, as Owner Trustee entered into a Trust Agreement, amended and restated as of November 1, 2001. In addition, as of November 1, 2001, the RV/Marine Trust 2001-1, as Issuer entered into an Indenture with HSBC Bank USA, as Indenture Trustee. The RV/Marine Trust 2001-1 assets consist primarily of receivables which include recreational vehicle and marine installment sales contracts or installment loans originated by DFS or acquired by DFS from time to time in financing arrangements among DFS and/or its affiliates with certain dealers to finance recreational vehicle and marine sales. The RV/Marine Trust 2001-1, has issued various classes of notes secured by the assets contained in the RV/Marine Trust 2001-1

Item 3.  Legal Proceedings.*

         None

Item 4.  Submission of Matters to a Vote of Security Holders.*

         None

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters.*

As of December 31, 2002 the RV/Marine Trust 2001-1 had $ 362,453,612.17 of such Notes outstanding bearing the following identifications:

Class A-1 Notes........................... $   8,753,612.17
Class A-2 Notes............................   54,000,000.00
Class A-3 Notes..........................     90,000,000.00
Class A-4 Notes..........................     95.000,000.00
Class A-5 Notes..........................     72,350,000.00
Class  B   Notes..........................    19,830,000.00
Class  C   Notes..........................     9,270,000.00
Class  D   Notes..........................    13,250,000.00

Total RV/Marine Trust 2001-1 Notes Outstanding   $ 362,453,612.17


PART IV

Item 14.
Exhibits, Financial Statement Schedules, and Reports on Form 8-K.*

(a) Financial Statements.

The Registrant includes as exhibits hereto the Annual Accountant's Report on compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Brokers with respect to the Notes issued and outstanding by Distribution Financial Services RV/Marine Trust 2001-1.

(b) Reports on Form 8-K.

The Servicer on behalf of the Registrant has filed reports on Form 8-K for the month of December 2001 reporting Item 5. Other Events and including therewith as an exhibit, the Collection Period Statement Information with respect to the Distribution Financial Services RV/Marine Trust 2001-1 Notes.

In addition, under Item 5. Other Events, the Servicer reported in Form 8-K, certain specified information made available on a monthly basis to Noteholders of the Distribution Financial Services RV/Marine Trust 2001-1 Notes.


SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DISTRIBUTION FINANCIAL SERVICES RV/MARINE TRUST 2001-1


By:  Wells Fargo Minnesota, National Association.
     Not in its individual capacity but solely as Owner Trustee

By:     /s/ Melissa Philibert
Title:  Corporate Trust Officer
Date:   March 26, 2003

EXHIBIT INDEX

Exhibit No.  Title
 2           Plan of acquisition, reorganization,
             arrangement, liquidation or succession            Not Applicable

 3           Articles of Incorporation                         Exhibit 3.1
             By Laws                                           Exhibit 3.2

 4           Instruments defining the rights of security
             holders, including indentures                     Exhibit 4.1
 9           Voting trust agreements                           Not Applicable

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

18           Letter re changes in accounting
             principles                                        None

21           Subsidiaries of Registrant                        Not Applicable

22           Published report regarding matters
             submitted to vote of security holders             None

23           Consents of experts and counsel                   Not Applicable

24           Power of attorney                                 Not Applicable

99           Additional Exhibits
            (i)  Accountants' Annual Report, and               Filed herewith
            (ii)  Management's Report on Compliance            as EX-1
EX-1

Independent Accountants'Report

To Ganis Credit Corporation:

We have examined management's assertion, included in the accompanying Management Report on Compliance as Servicer, that Ganis Credit Corporation complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, as of and for the year ended December 31, 2002. Management is responsible for Ganis Credit Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Ganis Credit Corporation's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Ganis Credit Corporation's compliance with the minimum servicing standards.

In our opinion, management's assertion that Ganis Credit Corporation complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ KPMG LLP
March 7, 2003


Management Report on Compliance as Servicer

As of and for the year ended December 31, 2002, Ganis Credit Corporation has complied in all material respects with the minimum servicing standards set for in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers relating to RV Trust 1999-1, Marine Trust 1999-2, RV Trust 1999-3, and RV/Marine Trust 2001-1, to the extend such standards are applicable to the servicing obligations as set for in the pooling and servicing agreement. For the period ended December 23, 2002, Ganis Credit Corporation had in effect a fidelity bond and errors and omissions policy in the amount of $100 million. For the period December 24, 2002 through December 31, 2002, Ganis Credit Corporation had in effect a fidelity bond and errors and omissions policy in the amount of $50 million.

Sincerely,
Ganis Credit Corporation

/s/ Edward J. Arienti                             /s/ Donald A. Haisch
President                                        Vice President, Finance
March 7, 2003                                    March 7, 2003


/s/ Greg G. Gabriel
Senior Vice President, Credit
March 7, 2003