Form 10-K
period 2003-12-31
DISTRIBUTION FINANCIAL SERVICES RV MARINE TR 2001-1
filed 2004-03-30
CIK 1163948

This Document Consists of 5 Sequentially
Numbered Pages.  The Exhibit Index Appears on
Sequentially Numbered Page 5.
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      Commission File Number: 333-56303-04

                              --------------------

                                    FORM 10-K

 (Mark One)

    [ ]      ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003

                                       OR

    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             DISTRIBUTION FINANCIAL SERVICES RV/MARINE TRUST 2001-1

State of Organization - New York                        91-1904587
                                         (I.R.S. Employer Identification Number)

                          (Principal Executive Offices)
                           c\o Wells Fargo Bank, N.A.
                        Sixth and Marquette-N9311-161MAC
                          Minneapolis, Minnesota 55479
                        Telephone Number: (612) 667-8058

                              ---------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

                              ---------------------

         Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No   .
                                             ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

         As of March 12, 2004 the Registrant was a Trust originated by Deutsche Recreational Asset Funding Corporation, a Nevada corporation.

================================================================================

                                TABLE OF CONTENTS

PART       ITEM
----       ----
  I        1.      Business
           2. **
           3. *    Legal Proceedings
           4. *    Submission of Matters to a Vote of Security Holders

 II        5. *    Market for Registrant's Common Equity
                   and Related Stockholder Matters

           6. **
           7. **
           7A.**
           8. **
           9. **

 III       10 **
           11.**
           12.**
           13.**

 IV        16.*    Exhibits, Financial Statements, Schedules
                   and Reports on Form 8-K

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

                                       (i)

                                     PART I

Item 1.

Business.

         The Registrant is a common law trust created under the laws of the State of New York created by Deutsche Recreational Asset Funding Corporation, a Nevada corporation (DRAFCO). The Registrant was formed for limited purposes, which include the purchasing of receivables, including recreational vehicle and marine installment sales contracts or installment loans originated by Ganis Credit Corporation ("Ganis"), a Nevada corporation or acquired by Ganis from time to time in financing arrangements among Ganis and/or its affiliates, including DRAFCO, with certain dealers to finance recreational vehicle sales and any activities incidental to and necessary or convenient for the accomplishment of such purposes. On October 20,2003, E*TRADE Bank acquired all of the issued and outstanding capital stock of DRAFCO pursuant to a certain Stock Purchase Agreement, dated as of November 25, 2002 by and between Deutsche Bank AG and E*TRADE Bank, pursuant to which E*TRADE Bank previously acquired Ganis (which was subsequently renamed E*TRADE Consumer Finance Corporation ("ETCF")). On December 30, 2003, E*TRADE Bank then sold all of the issued and outstanding capital stock of DRAFCO to its ultimate parent E*TRADE Financial Corporation.

         In accordance with its stated business purposes, the Registrant, Distribution Financial Services RV/Marine Trust 2001-1, ("RV/Marine Trust 2001-1"), as Issuer entered into a Transfer and Servicing Agreement, dated as of November 1, 2001, with DRAFC as Depositor and Ganis (now ETCF), as Servicer. To facilitate the issuance of notes, DRAFC as Depositor and Wells Fargo Bank, National Association, as Owner Trustee entered into a Trust Agreement, amended and restated as of November 1, 2001. In addition, as of November 1, 2001, the RV/Marine Trust 2001-1, as Issuer entered into an Indenture with HSBC Bank USA, as Indenture Trustee. The RV/Marine Trust 2001-1 assets consist primarily of receivables which include recreational vehicle and marine installment sales contracts or installment loans originated by Ganis (now ETCF) or acquired by Ganis (now ETCF) from time to time in financing arrangements among Ganis (now
ETCF) and/or its affiliates with certain dealers to finance recreational vehicle and marine sales. The RV/Marine Trust 2001-1, has issued various classes of notes secured by the assets contained in the RV/Marine Trust 2001-1.

Item 3.

Legal Proceedings.*

         None

Item 4.

Submission of Matters to a Vote of Security Holders.*

         None

                                     PART II

Item 5.

Market for Registrant's Common Equity and Related Stockholder Matters.*

         As of December 31, 2003 the RV/Marine Trust 2001-1 had $ 231,698,120.61 of such Notes outstanding bearing the following identifications:

         Class A-1 Notes                              $     0
         Class A-2 Notes                                    0
         Class A-3 Notes                               21,998,120.61
         Class A-4 Notes                               95,000,000.00
         Class A-5 Notes                               72,350,000.00
         Class  B  Notes                               19,830,000.00
         Class  C  Notes                                9,270,000.00
         Class  D  Notes                               13,250,000.00

Total RV/Marine Trust 2001-1 Notes Outstanding      $ 231,698,120.61

                                     PART IV

Item 16.

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

(b) Reports on Form 8-K.

         The Servicer on behalf of the Registrant has filed reports on Form 8-K for the month of December 2003 reporting Item 5. Other Events and including therewith as an exhibit, the Collection Period Statement Information with respect to the Distribution Financial Services RV/Marine Trust 2001-1 Notes.

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

               DISTRIBUTION FINANCIAL SERVICES RV/MARINE TRUST 2001-1

               By:  Wells Fargo Bank, National Association.
                    Not in its individual capacity but solely as Owner Trustee

               By:   /s/ Melissa Philibert
                     ---------------------------------
                         Title Corporate Trust Officer

March 12, 2004

                                  EXHIBIT INDEX

                                                              Incorporated by reference to
                                                              Exhibit in Registration Statement
Exhibit No.       Title                                       Number 333-56303
-----------       -----                                       ---------------------------------
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

